Form 10-K
period 2003-12-31
FIRST HORIZON ASSET SECURITIES INC PAS THRU TR 2003-AR4
filed 2004-03-31
CIK 1268248

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-48720-05



        First Horizon Mortgage Pass-Through Trust
        Mortgage Pass-Through Certificates, Series 2003-AR4

       (Exact name of registrant as specified in its charter)



   New York                                       51-0488532
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o The Bank of New York, as Trustee
   101 Barclay Street, 8 West
   New York, NY                                10286
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 815-6140


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  _X__     No _________



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.


  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.


  This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled "First Horizon Mortgage Pass-Through Trust Mortgage Pass-Through Certificates, Series 2003-AR4"
  (the "Trust Fund") formed pursuant to the pooling and servicing agreement, dated as of October 1, 2003 (the "Pooling and Servicing Agreement") among First Horizon Asset Securities Inc., as depositor (the "Company"), First Horizon Home Loan Corporation, as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee") for the issuance of First Horizon Mortgage Pass-Through Trust,
  Mortgage Pass-Through Certificates, Series 2003-AR4 (the "Certificates"). Certain information otherwise required to be included in the Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to other issuers of Asset
  Backed Securities by the Commission pursuant to various no-action letters (the "Relief Letters").



                        *               *               *


                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.



  Item 4.  Submission of Matters to a Vote of Security Holders.


            No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this report.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            (a) Market Information.  There is no established public
                trading market for the Certificates
            (b) Holders.  As of December 31, 2003, based on records
                provided to the Trust by the DTC and the Trustee, the number of holders for each class of Certificate was as follows:


             Class 1A1                         1
             Class 2A1                         1
             Class 3A1                         1
             Class B1                          1
             Class B2                          1
             Class B3                          1
             Class B4                          1
             Class B5                          1
             Class B6                          1

             Total:                            9

            (c) Dividends.  Not applicable.
            (d) Item 701 of Regulation S-K.  Not applicable.
            (e) Rule 463 of the Securities Act of 1933.  Not applicable.

  Item 6.  Selected Financial Data.

            Omitted.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.



  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                              PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

                             PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003


		First Horizon Home Loan Corporation



    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2003.


		First Horizon Home Loan Corporation



    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2003.


		First Horizon Home Loan Corporation



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b)  Reports on Form 8-K, dated as of November 30, 2003 and
        December 31, 2003, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.



   (c) Not applicable.



   (d) Omitted.

                           SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    First Horizon Mortgage Pass-Through Trust
    Mortgage Pass-Through Certificates, Series 2003-AR4
    (Registrant)



  Signed:  The Bank of New York, as Trustee


  By:   Diane Pickett, Vice President

  By: /s/  Diane Pickett, Vice President

  Dated: March  3, 2004



                         CERTIFICATION

   I, Peter F. Makowiecki, in my capacity as the Chief Financial Officer of First Horizon Home Loan Corporation (the "Master Servicer") hereby certify that:

   1. I have reviewed this Annual Report of Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of First Horizon Mortgage Pass-Through Trust Mortgage Pass-Through Certificates, Series 2003-AR4;

   2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances in which such statements were made, not misleading as of the last day of the period covered by this annual report; and

   3. Based on my knowledge, the distribution of servicing information required to be provided to the trustee by the Master Servicer under the Pooling and Servicing Agreement is included in these reports.


  Dated: March  3, 2004


                                           FIRST HORIZON HOME LOAN
                                           CORPORATION


                                           By:______________________________
                                                /s/ Peter F. Makowiecki
                                                    Chief Financial Officer



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   1A1                           131,380.58           572,550.89                0.00             18,927,449.11
   2A1                         1,619,671.55         1,535,998.52                0.00            212,446,001.48
   2AR                                 0.38               100.00                0.00                      0.00
   3A1                           454,411.42           804,306.61                0.00             57,632,693.39
   B1                             28,416.42             6,329.79                0.00              3,745,670.21
   B2                             13,640.18             3,038.37                0.00              1,797,961.63
   B3                              7,959.93             1,773.08                0.00              1,049,226.92
   B4                              4,544.20             1,012.23                0.00                598,987.77
   B5                              3,408.15               759.17                0.00                449,240.83
   B6                              4,554.09             1,014.43                0.00                600,290.59